Form 10-K
period 2023-12-31
WELLS FARGO COMMERCIAL MORTGAGE TRUST 2021-C59
filed 2024-03-14
CIK 1851817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Phoenix Industrial Portfolio V Mortgage Loan and the Crescent Gateway Mortgage Loan and the special servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the MGM Grand & Mandalay Bay Mortgage Loan, the Phoenix Industrial Portfolio V Mortgage Loan and the Crescent Gateway Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Citibank, N.A. as custodian of the MGM Grand & Mandalay Bay Mortgage Loan, LNR Partners, LLC as special servicer of the Phoenix Industrial Portfolio V Mortgage Loan, K-Star Asset Management LLC as special servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 and Park Bridge Lender Services LLC as operating advisor of the Crescent Gateway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Phoenix Industrial Portfolio V Mortgage Loan and the Crescent Gateway Mortgage Loan and special servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023, LNR Partners, LLC as special servicer of the Phoenix Industrial Portfolio V Mortgage Loan and K-Star Asset Management LLC as special servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 , listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.7           Agreement Between Note Holders, dated as of December 28, 2020, by and among Argentic Real Estate Finance LLC, as Note A-1 Holder, UBS AG, as Note A-2 Holder, Argentic Real Estate Finance LLC, as Note A-3 Holder, UBS AG, as Note A-4 Holder, and Argentic Real Estate Finance LLC, as Note A-5 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 5, 2021 under Commission File No. 333-226486-19 and incorporated by reference herein).

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

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (see Exhibit 33.35)

33.43       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Trustee of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Crescent Gateway Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (see Exhibit 34.35)

34.43       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Trustee of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Crescent Gateway Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Gateway Mortgage Loan prior to May 2, 2023 (Omitted. See Explanatory Notes.)

35.17       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024