Form 10-K
period 2024-12-31
WELLS FARGO COMMERCIAL MORTGAGE TRUST 2021-C59
filed 2025-03-11
CIK 1851817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the MGM Grand & Mandalay Bay Mortgage Loan, the Phoenix Industrial Portfolio V Mortgage Loan and the Crescent Gateway Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Citibank, N.A. as custodian of the MGM Grand & Mandalay Bay Mortgage Loan, LNR Partners, LLC as special servicer of the Phoenix Industrial Portfolio V Mortgage Loan, K-Star Asset Management LLC as special servicer of the Crescent Gateway Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the Crescent Gateway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Phoenix Industrial Portfolio V Mortgage Loan and the Crescent Gateway Mortgage Loan, LNR Partners, LLC as special servicer of the Phoenix Industrial Portfolio V Mortgage Loan and K-Star Asset Management LLC as special servicer of the Crescent Gateway Mortgage Loan , listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, and Custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.4           Pooling and Servicing Agreement, dated as of March 1, 2021, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 5, 2021 under Commission File No. 333-226486-19 and incorporated by reference herein), as amended pursuant to the Amendment No. 1 to Pooling and Servicing Agreement, dated and effective as of October 25, 2024, among Barclays Commercial Mortgage Securities, LLC, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 30, 2024 under Commission File No. 333-226486-19 and incorporated by reference herein).

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

33.42       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.42       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.16       K-Star Asset Management LLC, as Special Servicer of the Crescent Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 11, 2025